Form 10-K/A
period 2007-08-15
Alternative Loan Trust 2006-11CB
filed 2007-11-26
CIK 1356318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2006

or

[  ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of Issuing Entity: 333-131630-03

Alternative Loan Trust 2006-11CB,
Mortgage Pass-Through Certificates, Series 2006-11CB
(Exact name of Issuing Entity as Specified in Its Charter)

Commission file number of Depositor: 333-131630

CWALT, Inc.
(Exact name of Depositor as Specified in Its Charter)

Countrywide Home Loans, Inc.
(Exact name of Sponsor as Specified in Its Charter)

Delaware	87-0698307
(State or Other Jurisdiction of	(I.R.S. Employer Identification No. of
Incorporation or Organization of	the Depositor)
the Depositor)

c/o Countrywide Home Loans Servicing LP
4500 Park Granada
Calabasas, California	91302
(Address of Principal Executive Offices	(Zip Code)
of the Depositor)

Registrant’s telephone number, including area code:   (818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [  ] Yes     [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [  ] Yes    [X]  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]  Yes    [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [   ]               Accelerated Filer [   ]                Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [  ]  Yes    [X]  No

The Registrant has no voting or non-voting common equity held by non-affiliates.

EXPLANATORY NOTE

Alternative Loan Trust 2006-11CB is filing this report on Form 10-K/A to (i) clarify that Steve Bailey, the signatory to the Form 10-K and the Rule 15d-14(d) Certification attached thereto as Exhibit 31(ii), is the senior officer in charge of the servicing function of Countrywide Home Loans Servicing LP and (ii) provide revised disclosure in response to Item 1119 of Regulation AB.

This Form 10-K/A does not otherwise amend the Form 10-K filed on March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*                *               *

This Annual Report on Form 10-K (the “Report”) is filed with respect to the trust entitled Alternative Loan Trust 2006-11CB (the “Issuing Entity”) formed pursuant to the pooling and servicing agreement dated as of March 1, 2006 (the “Pooling and Servicing Agreement”) among CWALT, Inc., as depositor (the “Company”), Countrywide Home Loans, Inc., as a seller (the “Sponsor” and a “Seller”), Park Granada LLC, as a seller (a “Seller”), Park Sienna LLC, as a seller (a “Seller”), Park Monaco Inc., as a seller (a “Seller”), Countrywide Home Loans Servicing LP, as master servicer (the “Master Servicer”), and The Bank of New York, as trustee (the “Trustee”), for the issuance of Mortgage Pass-Through Certificates, Series 2006-11CB (the “Certificates”).

PART I

Item 1.	Business.

Omitted as permitted by Instruction J to Form 10-K.

Item 1A.	Risk Factors.

Omitted as permitted by Instruction J to Form 10-K.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Omitted as permitted by Instruction J to Form 10-K.

Item 3.	Legal Proceedings.

Omitted as permitted by Instruction J to Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted as permitted by Instruction J to Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted as permitted by Instruction J to Form 10-K.

Item 6.	Selected Financial Data.

Omitted as permitted by Instruction J to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted as permitted by Instruction J to Form 10-K.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk.

Omitted as permitted by Instruction J to Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

Omitted as permitted by Instruction J to Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted as permitted by Instruction J to Form 10-K.

Item 9A.	Controls and Procedures.

Omitted as permitted by Instruction J to Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Omitted as permitted by Instruction J to Form 10-K.

Item 11.	Executive Compensation.

Omitted as permitted by Instruction J to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted as permitted by Instruction J to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted as permitted by Instruction J to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Omitted as permitted by Instruction J to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

(2)	Not applicable.

(3)	The required exhibits are as follows:

•	Exhibit 3(i): Copy of Company’s Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-110343))

•	Exhibit 3(ii): Copy of Company’s By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-110343))

•	Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on April 14, 2006 under the Commission file number of the Issuing Entity)

•	Exhibit 31(ii): Rule 15d-14(d) Certification

•	Exhibit 33.1: Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

•	Exhibit 33.2: Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for the Trustee

•	Exhibit 34.1: Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

•	Exhibit 34.2: Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of the Trustee

•	Exhibit 35: Servicer Compliance Statement of the Master Servicer

(b)           See subparagraph (a)(3) above.

(c)           Not applicable.

ADDITIONAL INFORMATION

Item 1112(b) of Regulation AB.	Financial Information of Significant Obligors.

Not Applicable.

Item 1114(b)(2) of Regulation AB.	Financial Information of Significant Enhancement Providers.

Not Applicable.

Item 1115(b) of Regulation AB.	Financial Information of Certain Entities Providing Derivative Instruments.

Not Applicable.

Item 1117 of Regulation AB.	Legal Proceedings.

None.

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.

The Sponsor, the Company, the Issuing Entity, the Sellers and the Master Servicer are affiliated parties.  There are no other affiliated parties.  There are currently no business relationships, agreements, arrangements, transactions or understandings between (a) the Sponsor, the Company or the Issuing Entity and (b) the Trustee, or any of its affiliates, that were entered into outside the normal course of business or that contain terms other than would be obtained in an arm’s length transaction with an unrelated third party and that are material to the investor’s understanding of the Certificates.  No such business relationship, agreement, arrangement, transaction or understanding has existed during the past two years.

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

ALTERNATIVE LOAN TRUST 2006-11CB

                            By:          Countrywide Home Loans Servicing LP,
                            as Master Servicer

                            By:           Countrywide GP, Inc.

                            By:           /s/ Steve Bailey
                            Name:  Steve Bailey
                            Title:   Senior Managing Director, Loan Administration
                            (Senior officer in charge of the servicing function of
                            Countrywide Home Loans Servicing LP)

                            Date:  November 26, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material with respect to the Issuing Entity or the Depositor has been, or will be, sent to security holders.

EXHIBIT INDEX

Exhibit	Document

3(i)	Company’s Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-110343))*

3(ii)	Company’s By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-110343)*

4	Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on April 14, 2006 under the Commission file number of the Issuing Entity)*

31(ii)	Rule 15d-14(d) Certification

33.1	Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

33.2	Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for the Trustee

34.1	Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

34.2	Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of the Trustee

35	Servicer Compliance Statement of the Master Servicer

*	Incorporated herein by reference.